Form 10-Q
period 2010-07-31
BAILEY FRANCES Corp
filed 2010-09-10
CIK 1483057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

BAILEY FRANCES CORPORATION
 (Exact name of registrant as specified in Charter

Nevada	000-53889	27-1805157
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2743 Sandalwood Avenue
Henderson, NV 89074
(Address of Principal Executive Offices)
 _______________

(702)478-6841
 (Issuer Telephone number)
_______________

AJ Acquisition Corp. IV, Inc.
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 9, 2010: 100,000 shares of common stock.

BAILEY FRANCES CORPORATION

FORM 10-Q

July 31, 2010

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

SIGNATURE

Item 1.  Financial Statements

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A Development Stage Company)

July 31, 2010

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	July 31, 2010	January 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$-	$3,000

Total current liabilities	-	3,000

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Additional paid-in capital	4,900	900
Deficit accumulated during the development stage	(5,000)	(4,000)

Total stockholders’ deficit	-	(3,000)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to the financial statements

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended July 31, 2010

REVENUE	$-

OPERATING EXPENSES
General and administrative	1,000

Loss before income taxes	(1,000)

Income tax provision	-

Net loss	$(1,000)

Net loss per common share – basic and diluted	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	100,000

See accompanying notes to the financial statements.

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended July 31, 2010	For the period from January 29, 2010 (Inception) through July 31, 2010

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	-	2,500
Organization expenses	-	500
General and administrative	1,000	2,000

Loss before income taxes	(1,000)	(5,000)

Income tax provision	-	-

Net loss	$(1,000)	$(5,000)

Net loss per common share – basic and diluted	$(0.01)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)
 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 29, 2010 (Inception) through July 31, 2010
(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

January 29, 2010 (Inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balance, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			4,000		4,000

Net loss				(1,000)	(1,000)

Balance, July 31, 2010	100,000	$100	$4,900	$(5,000)	$-

See accompanying notes to the financial statements.

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended July 31, 2010	For the period from January 29, 2010 (Inception) through July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,000)	$(5,000)
Common stock issued for services	-	1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(3,000)	-

Net cash used in operating activities	(4,000)	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	4,000	4,000
Net cash provided by financing activities	4,000	4,000

Change in cash during the period	-	-
Cash, beginning of the period	-	-

Cash, end of the period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes to the financial statements

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

 (A DEVELOPMENT STAGE COMPANY)

JULY 31, 2010

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Nature of Operations

Bailey Frances Corporation (a development stage company) (“Bailey” or the “Company”) was incorporated in Nevada on January 29, 2010, with an objective to acquire, or merge with, an operating business.   As of January 31, 2010, the Company had not yet commenced any operations.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended July 31, 2010 and for the period from January 29, 2010 (inception) through July 31, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of July 31, 2010.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting standards

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $5,000 at July 31, 2010, and had a net loss of $1,000 and cash used in operations of $4,000 for the interim period ended July 31, 2010, respectively with no revenues earned since inception.

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

During the six months ended July 31, 2010 the two shareholders of the Company contributed $4,000 for working capital purposes.

Note 5 – Related Party Transaction

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

On August 10, 2010, by a resolution of the Board of Directors, the Company changed its name to Bailey Frances Corporation. The financial statements give effect to such name change.

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

On August 10, 2010, by a resolution of the Board of Directors, the Company changed its name to Bailey Frances Corporation. The financial statements give effect to such name change.

Results of Operation

We have not had any operating income since inception.  For the three months ended July 31, 2010 we incurred a net loss of $1,000 and since inception we have incurred a net loss of $5,000. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At July 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $5,000 from inception, and used no cash in operations for the period from January 29, 2010(inception) to July 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2010.

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

Signature	Title	Date

/s/ Erik Levine	Chief Executive Officer and Chief Financial Officer	September 9, 2010
Erik Levine