Form 10-Q
period 2010-10-31
BAILEY FRANCES Corp
filed 2010-12-09
CIK 1483057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 8, 2010: 100,000 shares of common stock.

BAILEY FRANCES CORPORATION

FORM 10-Q

October 31, 2010

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

SIGNATURE

Item 1.  Financial Statements

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A Development Stage Company)

October 31, 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at October 31, 2010 (Unaudited) and January 31, 2010	F-1

Statements of Operations for the Three Months Ended October 31, 2010 (Unaudited)	F-2

Statements of Operations for the Nine Months Ended October 31, 2010 and for the period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended October 31, 2010 and for the period from January 29, 2010 (inception) through October 31, 2010 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 to F-10

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	October 31, 2010	January 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	250	-

Total assets	$250	$-

LIABILITIES AND STOCKHOLDERS’ (EQUITY) DEFICIT
Current liabilities
Accrued expenses	$-	$3,000

Total current liabilities	-	3,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Additional paid-in capital	5,650	900
Deficit accumulated during the development stage	(5,500)	(4,000)

Total stockholders’ equity (deficit)	250	(3,000)

Total liabilities and stockholders’ equity (deficit)	$250	$-

See accompanying notes to the financial statements

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
(Unaudited)

For the Three Months Ended October 31, 2010

REVENUE	$-

OPERATING EXPENSES
Professional fees	500

Loss before income taxes	(500)

Income tax provision	-

Net loss	$(500)

Net loss per common share – basic and diluted	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	100,000

See accompanying notes to the financial statements.

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended October 31, 2010	For the period from January 29, 2010 (Inception) through October 31, 2010

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	500	3,000
Organization expenses	-	500
General and administrative	1,000	2,000

Loss before income taxes	(1,500)	(5,500)

Income tax provision	-	-

Net loss	$(1,500)	$(5,500)

Net loss per common share – basic and diluted	$(0.02)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)
 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from January 29, 2010 (Inception) through October 31, 2010
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

January 29, 2010 (Inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balance, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			4,750		4,750

Net loss				(1,500)	(1,500)

Balance, October 31, 2010	100,000	$100	$5,650	$(5,500)	$250

See accompanying notes to the financial statements.

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended October 31, 2010	For the period from January 29, 2010 (Inception) through October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,500)	$(5,500)
Common stock issued for services	-	1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(250)	(250)
Accrued expenses	(3,000)	-

Net cash used in operating activities	(4,750)	(4,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	4,750	4,750
Net cash provided by financing activities	4,750	4,750

Net change in cash	-	-
Cash, beginning of the period	-	-

Cash, end of the period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements

BAILEY FRANCES CORPORATION

(Formerly AJ Acquisition Corp. IV, Inc.)

 (A DEVELOPMENT STAGE COMPANY)
OCTOBER 31, 2010

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Nature of Operations

AJ Acquisition Corp. IV, Inc. (a development stage company) was incorporated in Nevada on January 29, 2010, with an objective to acquire, or merge with, an operating business. On August 10, 2010, by a resolution of the Board of Directors, the Company changed its name to Bailey Frances Corporation (“Bailey” or the “Company”) .

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

The carrying amounts of the Company’s financial assets and liabilities, such as prepaid expenses and accrued expenses approximate its fair values because of the short maturity of such instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended October 31, 2010 and for the period from January 29, 2010 (inception) through October 31, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of October 31, 2010.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $5,500 at October 31, 2010, and had a net loss of $1,500 and net cash used in operating activities of $4,750 for the interim period then ended, respectively with no revenues earned since inception.

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

During the nine months ended October 31, 2010 the two shareholders of the Company contributed $4,750 for working capital purposes.

Note 5 – Related Party Transaction

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Results of Operation

We have not had any operating income since inception.  For the three months ended October 31, 2010 we incurred a net loss of $500 and since inception we have incurred a net loss of $5,500. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At October 31, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $5,000 from inception, and used no cash in operations for the period from January 29, 2010(inception) to October 31, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 31, 2010.

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

Signature	Title	Date

/s/ Erik Levine	Chief Executive Officer and Chief Financial Officer	December 8, 2010
Erik Levine