Form 10-K
period 2012-01-31
BAILEY FRANCES Corp
filed 2013-01-22
CIK 1483057

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53889

BAILEY FRANCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-1805157
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2743 Sandalwood Avenue Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

(702) 478-6841
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

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

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of January 17, 2013 was 100,000 shares.

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

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

●	the ability to use registered securities to make acquisitions of assets or businesses;
●	increased visibility in the financial community;
●	the facilitation of borrowing from financial institutions;
●	improved trading efficiency;
●	stockholder liquidity;
●	greater ease in subsequently raising capital;
●	compensation of key employees through stock options for which there may be
●	enhanced corporate image;
●	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
●	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
●	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
●	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
●	a foreign company which may wish an initial entry into the United States securities market;
●	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
●	a company seeking one or more of the other perceived benefits of becoming a public company.

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

Item 4.	Mine Safety Disclosures.

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share.  The Common Stock is not listed on a publicly-traded market.  As of January 17, 2013, there were two stockholders of record holding an aggregate of 100,000 shares of common stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share.  As of January 17, 2013, there were no shares of preferred stock issued and outstanding.

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

Results of Operation

We did not have any operating income from inception through January 31, 2012. From inception through the year ended January 31, 2012, we recognized a net loss of $12,662. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At January 31, 2012, we had cash of $0. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing stockholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Bailey Frances Corporation
(A Development Stage Company)
January 31, 2012 and 2011
Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of January 31, 2012 and 2011	F-3

Statements of Operations for the Fiscal Year Ended January 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through January 31, 2012	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through January 31, 2012	F-5

Statements of Cash Flows for the Fiscal Year Ended January 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through January 31, 2012	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bailey Frances Corporation
(A development stage company)
Henderson, Nevada

We have audited the accompanying balance sheets of Bailey Frances Corporation, a development stage company, (the “Company”), as of January 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from January 29, 2010 (inception) through January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended, and for the period from January 29, 2010 (inception) through January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a deficit accumulated during the development stage at January 31, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended, respectively with no revenue earned since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 18, 2013

Bailey Frances Corporation
(A Development Stage Company)
Balance Sheets

	January 31, 2012	January 31, 2011

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$-	$545
Advances from stockholder	4,267	-

Total current liabilities	4,267	545

Total Liabilities	4,267	545

Stockholders' deficit
Preferred stock: $0.001 par value: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.001 par value: 100,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Additional paid-in capital	8,295	6,650
Deficit accumulated during the development stage	(12,662)	(7,295)

Total stockholders' deficit	(4,267)	(545)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	January 29, 2010 (inception)
	Ended	Ended	through
	January 31, 2012	January 31, 2011	January 31, 2012

Revenues	$-	$-	$-

Operating expenses
Professional fees	5,367	2,295	10,162
Organization expenses	-	-	500
General and administrative	-	1,000	2,000

Total operating expenses	5,367	3,295	12,662

Loss from operations	(5,367)	(3,295)	(12,662)

Other income (expense)	-	-	-

Loss before taxes	(5,367)	(3,295)	(12,662)

Income tax provision	-	-	-

Net loss	$(5,367)	$(3,295)	$(12,662)

Net loss per common share:
- Basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding
- basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010 (Inception) through January 31, 2012

				Deficit Accumulated	Total
	Common Stock, $0.001 Par Value		Additional	during the Development	Stockholders' Equity
	Number of Shares	Amount	paid-in Capital	Stage	(Deficit)

Balance, January 29, 2010 (inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balance, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			5,750	-	5,750

Net loss				(3,295)	(3,295)

Balance, January 31, 2011	100,000	100	6,650	(7,295)	(545)

Contribution to capital			1,645	-	1,645

Net loss				(5,367)	(5,367)

Balance, January 31, 2012	100,000	$100	$8,295	$(12,662)	$(4,267)

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	January 29, 2010(inception)
	Ended	Ended	through
	January 31, 2012	January 31, 2011	January 31, 2012

Cash flows from operating activities:
Net loss	$(5,367)	$(3,295)	$(12,662)

Common stock issued for services	-		1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(545)	(2,455)	-
Advances from stockholder	4,267	-	4,267

Net cash used in operating activities	(1,645)	(5,750)	(7,395)

Cash flows from financing activities:
Contribution to capital	1,645	5,750	7,395

Net cash provided by financing activities	1,645	5,750	7,395

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flows information:
Interest aid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
January 31, 2012 and 2011
Notes to the Financial Statements

Note 1 – Organization and Operations

Bailey Frances Corporation

Bailey Frances Corporation was incorporated in Nevada on January 29, 2010, with an objective to acquire, or merge with, an operating business (“Bailey” or the “Company”).

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended January 31, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the fiscal year ended January 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2012, and a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Common Stock

Upon formation, 100,000 shares of common stock were issued to the Company’s founders at $0.001 per share or $1,000 for services performed

Note 6 – Income Taxes

Deferred tax assets

At January 31, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $12,662 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,305 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $1,825 and $1,120 for the fiscal year ended January 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	January 31, 2012	January 31, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$4,305	2,480

Less: Valuation allowance	(4,305)	(2,480)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended January 31, 2012	For the Fiscal Year Ended January 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange) as of the end of the period covered by this Report, has concluded, that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Report was being prepared.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and officers, as of January 17, 2013, are set forth below.

Name	Age	Positions and Offices Held
Erik Levine	42	Chairman, President, Chief Executive Officer, and Chief Financial Officer

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

Employment Agreements

We currently do not have an employment agreement with Mr. Levine.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended January 31, 2012

Code of Ethics

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.  We had no options outstanding as of January 31, 2012.

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

The following table sets forth certain information as of January 17, 2013 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
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

Audit Fees

For the Company’s fiscal years ended January 31, 2012 and 2011, we were billed approximately $1,500 and $2,500 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no fees for audit related services for the years ended January 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal year ended January 31, 2012 and 2011, we were billed $500 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2012 and 2011.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or
●
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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

Dated: January 18, 2013	BAILEY FRANCES CORPORATION

	By:	/s/ Erik Levine
Erik Levine
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik Levine	Chief Executive Officer, Chief Financial Officer and Director	January 18, 2013
Erik Levine