Form 10-Q
period 2012-04-30
BAILEY FRANCES Corp
filed 2013-02-07
CIK 1483057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

April 30, 2012

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

Bailey Frances Corporation

(A Development Stage Company)

April 30, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as of April 30, 2012 (Unaudited) and January 31, 2012	F-2

Statements of Operations for the Three Months Ended April 30, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through April 30, 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through April 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended April 30, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through April 30, 2012 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

Bailey Frances Corporation
(A Development Stage Company)
Balance Sheets

	April 30, 2012	January 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Advances from stockholder	$4,267	$4,267

Total current liabilities	4,267	4,267

Total Liabilities	4,267	4,267

Stockholders' deficit
Preferred stock: $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 100,000,000 shares authorized;
100,000 shares issued and outstanding	100	100
Additional paid-in capital	8,295	8,295
Deficit accumulated during the development stage	(12,662)	(12,662)

Total stockholders' deficit	(4,267)	(4,267)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended	For the Three Months Ended	For the Period from January 29, 2010 (inception) through
	April 30, 2012	April 30, 2011	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Professional fees	-	-	10,162
Organization expenses	-	-	500
General and administrative	-	-	2,000

Total operating expenses	-	-	12,662

Loss from operations	-	-	(12,662)

Other income (expense)	-	-	-

Loss before taxes	-	-	(12,662)

Income tax provision	-	-	-

Net loss	$-	$-	$(12,662)

Net loss per common share:
- Basic and diluted	$-	$-

Weighted average common shares outstanding
- basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010 (Inception) through April 30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated during the Development	Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Stage	Equity (Deficit)

Balance, January 29, 2010 (inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balance, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			5,750	-	5,750

Net loss				(3,295)	(3,295)

Balance, January 31, 2011	100,000	100	6,650	(7,295)	(545)

Contribution to capital			1,645	-	1,645

Net loss				(5,367)	(5,367)

Balance, January 31, 2012	100,000	100	8,295	(12,662)	(4,267)

Net loss				-	-

Balance, April 30, 2012	100,000	$100	$8,295	$(12,662)	$(4,267)

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended	For the Three Months Ended	For the Period from January 29, 2010 (inception) through
	April 30, 2012	April 30, 2011	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$-	$-	$(12,662)

Common stock issued for services	-		1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	-	(545)	-
Advances from stockholder	-	-	4,267

Net cash used in operating activities	-	(545)	(7,395)

Cash flows from financing activities:
Contribution to capital	-	545	7,395

Net cash provided by financing activities	-	545	7,395

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flows information:
Interest aid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
April 30, 2012 and 2011
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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on January 22, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended April 30, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the interim period ended April 30, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2012, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Ten Million (110,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $0.001 per share.

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

Results of Operation

We have not generated any operating income since inception.  For the three months ended April 30, 2012, we incurred a net loss of $0. Since inception we have incurred accumulated net losses totaling $12,662. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At April 30, 2012, we had cash of $0. We have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the Exchange Act, and existing stockholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

BAILEY FRANCES CORPORATION

Dated: February 7, 2013	By:	/s/ Erik Levine
Erik Levine
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)