Form 10-Q
period 2012-07-31
BAILEY FRANCES Corp
filed 2013-02-07
CIK 1483057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark  One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

July 31, 2012

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

Bailey Frances Corporation

(A Development Stage Company)

July 31, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as of July 31, 2012 (Unaudited) and January 31, 2012	F-2

Statements of Operations for the Six Months Ended July 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through July 31, 2012 (Unaudited)	F-3

Statements of Operations for the Three Months Ended July 31, 2012 and 2011 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from January 29, 2010 (Inception) through July 31, 2012 (Unaudited)	F-5

Statements of Cash Flows for the Six Months Ended July 31, 2012 and 2011 and for the Period from January 29, 2010 (Inception) through July 31, 2012 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

Bailey Frances Corporation
(A Development Stage Company)
Balance Sheets

	July 31, 2012	January 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

Liabilities and stockholders' deficit
Current liabilities:
Advances from stockholder	$4,267	$4,267

Total current liabilities	4,267	4,267

Total Liabilities	4,267	4,267

Stockholders' deficit
Preferred stock: $0.001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.001 par value: 100,000,000 shares authorized;
100,000 shares issued and outstanding	100	100
Additional paid-in capital	8,295	8,295
Deficit accumulated during the development stage	(12,662)	(12,662)

Total stockholders' deficit	(4,267)	(4,267)

Total liabilities and stockholders' deficit	$-	$-

 See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statements of Operations

	For the Six	For the Six	For the Period from January 29, 2010
	Months Ended	Months Ended	(inception) through
	July 31, 2012	July 31, 2011	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Professional fees	-	3,444	10,162
Organization expenses	-	-	500
General and administrative	-	-	2,000

Total operating expenses	-	3,444	12,662

Loss from operations	-	(3,444)	(12,662)

Other income (expense)	-	-	-

Loss before taxes	-	(3,444)	(12,662)

Income tax provision	-	-	-

Net loss	$-	$(3,444)	$(12,662)

Net loss per common share:
- Basic and diluted	$-	$(0.03)

Weighted average common shares outstanding
- basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Professional fees	-	3,444

Total operating expenses	-	3,444

Loss before taxes	-	(3,444)

Income tax provision	-	-

Net loss	$-	$(3,444)

Net loss per common share:
- Basic and diluted	$-	$(0.03)

Weighted average common shares outstanding
- basic and diluted	100,000	100,000

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from January 29, 2010(Inception) through July 31, 2012
(Unaudited)
	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated during the Development	Total Stockholders'
	Number of Shares	Amount	paid-in Capital	Stage	Equity (Deficit)

Balance, January 29, 2010 (inception)	100,000	$100	$900	$-	$1,000

Net loss				(4,000)	(4,000)

Balance, January 31, 2010	100,000	100	900	(4,000)	(3,000)

Contribution to capital			5,750	-	5,750

Net loss				(3,295)	(3,295)

Balance, January 31, 2011	100,000	100	6,650	(7,295)	(545)

Contribution to capital			1,645	-	1,645

Net loss				(5,367)	(5,367)

Balance, January 31, 2012	100,000	100	8,295	(12,662)	(4,267)

Net loss				-	-

Balance, July 31, 2012	100,000	$100	$8,295	$(12,662)	$(4,267)

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	January 29, 2010 (inception)
	Ended	Ended	through
	July 31, 2012	July 31, 2011	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$-	$(3,444)	$(12,662)

Common stock issued for services	-	-	1,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	-	1,799	-
Advances from stockholder	-	-	4,267

Net cash used in operating activities	-	(1,645)	(7,395)

Cash flows from financing activities:
Contribution to capital	-	1,645	7,395

Net cash provided by financing activities	-	1,645	7,395

Net change in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flows information:
Interest aid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Bailey Frances Corporation
(A Development Stage Company)
July 31, 2012 and 2011
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended July 31, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the interim period ended July 31, 2012 or 2011.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at July 31, 2012, and a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operation

We have not generated any operating income since inception.  For the six months ended July 31, 2012, we incurred a net loss of $0. Since inception we have incurred accumulated net losses totaling $12,662. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At July 31, 2012, we had cash of $0. We have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from stockholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the Exchange Act, and existing stockholders have expressed an interest in additional funding if necessary to continue as a going concern.

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